Form 10-K
period 2004-12-31
STRUCTURED ASSET SEC CORP II LB-UBS COMM MORT TRUST 2004-C4
filed 2005-03-29
CIK 1291074

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)


  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______ to _________


     Commission File Number:  333-111598-03


     Structured Asset Securities Corporation II
     (Exact name of registrant as specified in its charter)


   Delaware
  (State or other jurisdiction of
  incorporation or organization)


   82-0569805
  (I.R.S. Employer identification No.)


   745 Seventh Avenue
   New York, New York                           10019
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

        Not applicable.


        Applicable Only to Registrants Involved In Bankruptcy Proceedings During the Proceeding Five Years


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Yes  ___     No  X


        (Applicable Only to Corporate Registrants)


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the servicers or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 41.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.


            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            Not applicable.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Wachovia Bank, National Association, as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the 666 Fifth Avenue Loan. <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Wachovia Bank, National Association, as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the 666 Fifth Avenue Loan.<F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Wachovia Bank, National Association, as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer for the 666 Fifth Avenue Loan.<F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Reports on Form 8-K were filed during the last quarter of 2004 in order to provide statements for the monthly distributions to investors on October 20, 2004, November 22, 2004 and December 20, 2004.

   (c) The foregoing exhibits set forth in Item 15(a) are filed together herewith.

   (d) Not applicable.


  <F1> Filed herewith.






                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


    Structured Asset Securities Corporation II, as registrant to
    LB-UBS Commercial Mortgage Trust 2004-C4
    Commercial Mortgage Pass-Through Certificates, Series 2004-C4
   (Registrant)


  Signed: Structured Asset Securities Corporation II, as Registrant

     /s/ Ken Cohen

     Name: Ken Cohen
     Title: Managing Director
     Date: March 28, 2005

     /s/ Paul Hughson

     Name: Paul Hughson
     Title: Managing Director
     Date: March 28, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  We, Ken Cohen and Paul Hughson, certify that:

  1. We have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation II;


  2. Based on our knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on our knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on our knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and


  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

    In giving the certifications above, we have reasonably relied on information provided to us by the following unaffiliated parties:
    Wachovia Bank, National Association as Master Servicer, Lennar Partners, Inc. as Special Servicer, and Wells Fargo Bank, N.A. as Trustee.

      /s/ Ken Cohen

     Name: Ken Cohen
     Title: Managing Director
     Date: March 28, 2005

     /s/ Paul Hughson

     Name: Paul Hughson
     Title: Managing Director
     Date: March 28, 2005



  EX-99.1 (a)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo)Deloitte

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA
Tel: +1 816 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
The PNC Financial Services Group, Inc.


We have examined management's assertion that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004 with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.


In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.



/s/ Deloitte & Touche LLP

February 15, 2005





Member of
Deloitte Touche Tohmatsu




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.2 (b)
(logo) LENNAR PARTNERS
An LNR Company



March 1, 2005


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: CMBS

Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
Structured Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, LB-UBS
Commercial Mortgage Trust 2004-C4

To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Wachovia Bank, NA
NC 1075, 8739 Research Drive-URP5
Charlotte, NC 28202
LBUBS Mortgage Trust 2004-C4


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601



Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers


Minimum Servicing Standards Applicable to
Lennar Partners, Inc. as Special Servicer for

LBUBS 2004-C4



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts                      X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust                  X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's        X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by                      X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

  3. Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance
     premium notices, respectively, provided that such                   X
     support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing
     entity's funds and not charged to the mortgagor,                     X
     unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,
     or other form of payment, or custodial bank                          X
     statements.

  6. Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV. Investor Accounting and Reporting

  1. The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal           X
     balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

  1. The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of
     mortgagors with respect to the unpaid principal                      X
     balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least                    X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.




  EX-99.2 (c)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in an amount of at least $25,000,000.



MIDLAND LOAN SERVICES, INC.



/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
COO/Executive
Vice President

/s/ Dave Bodi
Dave Bodi
COO/Executive
Vice President


February 15, 2005




A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
Wachovia Securities, Inc.
8739 Research Drive, URP 4
Charlotte, NC 28288



(logo)


WACHOVIA SECURITIES



OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 11, 2004, by and among Structured Asset Securities Corporation II, as Depositor, Wachovia Bank National Association, as Master Servicer Lennar Partners, Inc., as Special Servicer, and Wells Fargo Bank, N.A., as Trustee, with respect to LB-UBS Commercial Mortgage Trust 2004-C4, Commercial Mortgage Pass- Through Certificates, Series 2004-C4 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from May 11, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period May 11, 2004 through December 31, 2004;


3o The Master Servicer has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or the Grantor Trust as a grantor trust, from the IRS or from any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 5th day of March 2005.


/s/ Timothy W. Steward
Timothy W. Steward, Director
Wachovia Bank National Association

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.3 (b)
ANNUAL PERFORMANCE CERTIFICATION
OF
LENNAR PARTNERS, INC

Pooling and Servicing Agreement dated as of May 11, 2004
(the "Agreement"), by and among Structured Asset Securities Corporation II, as Depositor, Wachovia Bank, National Association as Master Servicer,
Wells Fargo Bank, N.A. as Trustee, and
Lennar Partners, Inc., as Special Servicer
(LB-UBS 2004-C4)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2004 and of its performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has performed and fulfilled all of its material obligations under the Agreement in all material respects and there has been no default in the fulfillment of any such obligation throughout such period ended December 31, 2004, (iii) the Company has received no notice regarding qualification, or challenging the status, of any of REMIC Pool as a REMIC or the Grantor Trust as a grantor trust, from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.





  EX-99.3 (c)
(logo) MIDLANDLOANSERVICES

March 8, 2005

Ms. Jennifer Richardson
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA 21045-1951

Via UPS
(410) 884-2194


LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2
Pooling Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of the Agreement identified above
(the "Agreement"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the Agreement for the preceding calendar year;
(ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the Agreement throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the sub-servicer, of the servicer under the Agreement, if any, has fulfilled its obligations under the Agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC or Grantor Trust V as a Grantor Trust under the U.S. Code.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/05
Date



A member of The PNC Financial Services Group
10851 Mastin Suite 300 Overland Park Kansas 66210 www.midlandls.com cc:

Attn: Commercial Mortgage Surveillance
Moody's Investor Services, Inc.
99 Church Street, 4th Floor
New York, NY 10007-0000

Attn: CMBS Surveillance
Standard & Poor's Ratings Services
55 Water Street, 41st Floor
New York, NY 10041-0000

Mr. David Nass
LB-UBS Commercial Mortgage Trust 2004-C2
Structured Asset Securities Corporation II
745 Seventh Avenue
New York, New York 10019-0000

Mr. Ahmed Alali
UBS Warburg, LLC
1285 Avenue of the Americas, 11th Floor
New York, NY 10019-0000

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1b                           5,948,508.39          1,072,484.22                 0.00             198,473,515.78
   A-1                            1,074,520.13          4,411,573.86                 0.00              45,588,426.14
   A-2                           10,416,565.81                  0.00                 0.00             391,000,000.00
   A-3                            6,466,121.25                  0.00                 0.00             218,000,000.00
   A-4                           11,449,604.80                  0.00                 0.00             374,953,000.00
   B                                431,047.69                  0.00                 0.00              14,116,000.00
   C                                484,943.91                  0.00                 0.00              15,881,000.00
   D                                377,273.59                  0.00                 0.00              12,355,000.00
   E                                592,705.82                  0.00                 0.00              19,410,000.00
   F                                377,181.99                  0.00                 0.00              12,352,000.00
   G                                808,351.82                  0.00                 0.00              26,472,000.00
   H                                377,151.46                  0.00                 0.00              12,351,000.00
   J                                485,035.52                  0.00                 0.00              15,884,000.00
   K                                484,943.91                  0.00                 0.00              15,881,000.00
   L                                107,698.98                  0.00                 0.00               3,530,000.00
   M                                107,668.49                  0.00                 0.00               3,529,000.00
   N                                107,668.49                  0.00                 0.00               3,529,000.00
   P                                107,698.98                  0.00                 0.00               3,530,000.00
   Q                                107,668.49                  0.00                 0.00               3,529,000.00
   R-LR                                   0.00                  0.00                 0.00                       0.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00
   RIV                                    0.00                  0.00                 0.00                       0.00
   RV                                     0.00                  0.00                 0.00                       0.00
   RVI                                    0.00                  0.00                 0.00                       0.00
   S                                107,668.49                  0.00                 0.00               3,529,000.00
   T                                376,792.46                  0.00                 0.00              12,353,586.00
   V                                      0.00                  0.00                 0.00                       0.00
   X                              2,242,130.84                  0.00                 0.00           1,406,246,527.92